Form 10-K
period 2006-12-31
MORTGAGE LOAN ASSET-BACKED CERTIFICATES, SERIES 2006-RM3
filed 2007-03-30
CIK 1367768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-130545-14

MERRILL LYNCH MORTGAGE INVESTORS TRUST, SERIES 2006-RM3
(Exact name of issuing entity as specified in its charter)

Commission file number of depositor: 333-130545

Merrill Lynch Mortgage Investors, Inc.
(Exact name of registrant/depositor as specified in its charter)

Merrill Lynch Mortgage Lending Inc.
(Exact name of sponsor as specified in its charter)

Delaware	13-3416059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Vesey Street, 4 World Financial Center, 10th Floor, New York, NY 10080
(Address of principal executive offices)

212-449-0357
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independences
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
Not Applicable.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.
ResMAE Mortgage Corporation filed for Chapter 11 bankruptcy protection on February 12, 2007 in United States Bankruptcy Court, District of Delaware. This will affect the ability of the issuing entity to enforce representations and warranties relating to the mortgage loans originated by such party.

The registrant knows of no other material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 was provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933, under the same Central Index Key (CIK) code as this annual report on Form 10-K. No material changes to such information have occurred since the initial Rule 424 filing.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The assessment of compliance of Saxon Mortgage Services, Inc. (“Saxon”) has disclosed instances of material noncompliance with respect to criteria 1122(d)(4)(i) and 1122(d)(1)(ii). As such assessment states, of a sample of 45 loans, 36 lien releases were not sent to consumers or to the recording jurisdiction by one of Saxon’s vendors within the timeframes required by Saxon’s guidelines, and in 1 case such guidelines were determined to be incorrect as to the required means of delivery of the lien releases. The delays in timelines were caused by the failure of Saxon’s vendor’s database to upload data regarding payments-in-full provided by Saxon in order to produce lien releases in a timely manner. As such assessment further states, Saxon has taken the following remedial actions to remedy the exceptions and to prevent future exceptions: (i) Saxon has verified that all liens that were not timely released have been released; (ii) Saxon reviewed and updated its guidelines for lien releases and provided such update to its vendor at that time; (iii) Saxon directed the vendor to research and detect the cause of the upload error and implement a solution; (iv) Saxon contracted with a new vendor for lien releases and has implemented daily monitoring of such vendor’s process of producing lien releases, including validation of the number of payoffs sent from Saxon to the vendor and the vendor’s receipt of such payoffs; and (v) vendor reports are now made available on line to accommodate daily monitoring of the number of loans in each state, the age of each item and the state time guideline

See Item 15, exhibits (33) and (34).

Item 1123 of Regulation AB. Servicer Compliance Statement.
See Item 15, exhibit (35).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on 2006-07-24)
10.1	Mortgage Loan Sale and Assignment Agreement (filed as an exhibit to Form 8-K on 2006-07-14)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Saxon Mortgage Services, Inc., as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Newport Management Corporation, as sub-contractor to Saxon Mortgage Services, Inc.
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Saxon Mortgage Services, Inc., as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Newport Management Corporation, as sub-contractor to Saxon Mortgage Services, Inc.
35(a)	Servicer compliance statement, Saxon Mortgage Services, Inc., as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee
99.1(a)	Newport Management Corporation Assessment of Compliance Schedule A - Part 1
99.1(b)	Newport Management Corporation Assessment of Compliance Schedule A - Part 2
99.1(c)	Newport Management Corporation Assessment of Compliance Schedule A - Part 3
99.1(d)	Newport Management Corporation Assessment of Compliance Schedule A - Part 4
99.1(e)	Newport Management Corporation Assessment of Compliance Schedule A - Part 5
99.1(f)	Newport Management Corporation Assessment of Compliance Schedule A - Part 6
99.1(g)	Newport Management Corporation Assessment of Compliance Schedule A - Part 7
99.1(h)	Newport Management Corporation Assessment of Compliance Schedule A - Part 8
99.1(i)	Newport Management Corporation Assessment of Compliance Schedule A - Part 9
99.1(j)	Newport Management Corporation Assessment of Compliance Schedule A - Part 10
99.1(k)	Newport Management Corporation Assessment of Compliance Schedule A - Part 11

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:
   (31) Rule 13a-14(d)/15d-14(d) Certifications.
   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
Saxon Mortgage Services, Inc., as Servicer
LaSalle Bank National Association, as Trustee
Newport Management Corporation, as sub-contractor to Saxon Mortgage Services, Inc.

    (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
Saxon Mortgage Services, Inc., as Servicer
LaSalle Bank National Association, as Trustee
Newport Management Corporation, as sub-contractor to Saxon Mortgage Services, Inc.

    (35) Servicer Compliance Statements:
Saxon Mortgage Services, Inc., as Servicer
LaSalle Bank National Association, as Trustee

(c) Not Applicable.

SIGNATURES

Saxon Mortgage Services, Inc.as Servicer

March 29, 2007	/s/ Stella F. Hess
By: Stella F. Hess
Title: Executive Vice President
(Senior Officer in charge of the servicing function of the servicer)

EXHIBIT INDEX
Exhibit Number	Description
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on 2006-07-24)
10.1	Mortgage Loan Sale and Assignment Agreement (filed as an exhibit to Form 8-K on 2006-07-14)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Saxon Mortgage Services, Inc., as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Newport Management Corporation, as sub-contractor to Saxon Mortgage Services, Inc.
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Saxon Mortgage Services, Inc., as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Newport Management Corporation, as sub-contractor to Saxon Mortgage Services, Inc.
35(a)	Servicer compliance statement, Saxon Mortgage Services, Inc., as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee
99.1(a)	Newport Management Corporation Assessment of Compliance Schedule A - Part 1
99.1(b)	Newport Management Corporation Assessment of Compliance Schedule A - Part 2
99.1(c)	Newport Management Corporation Assessment of Compliance Schedule A - Part 3
99.1(d)	Newport Management Corporation Assessment of Compliance Schedule A - Part 4
99.1(e)	Newport Management Corporation Assessment of Compliance Schedule A - Part 5
99.1(f)	Newport Management Corporation Assessment of Compliance Schedule A - Part 6
99.1(g)	Newport Management Corporation Assessment of Compliance Schedule A - Part 7
99.1(h)	Newport Management Corporation Assessment of Compliance Schedule A - Part 8
99.1(i)	Newport Management Corporation Assessment of Compliance Schedule A - Part 9
99.1(j)	Newport Management Corporation Assessment of Compliance Schedule A - Part 10
99.1(k)	Newport Management Corporation Assessment of Compliance Schedule A - Part 11